Form 10QSB
period 1995-06-30
AMERICAN LIBERTY FINANCIAL CORP
filed 1995-08-14
CIK 5368

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


      [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995

                                      OR

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-8873
                                                ------

                    AMERICAN LIBERTY FINANCIAL CORPORATION
          ----------------------------------------------------------
          (Exact name of small business as specified in its charter)


         Louisiana                                           72-0810778
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                       4962 Florida Boulevard, Suite 302
                       Baton Rouge, Louisiana 70806-4031
                   ----------------------------------------
                   (Address of Principal Executive Offices)


                                (504) 927-9630
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such (reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ---

  As of August 10, 1995, 2,100,467 shares of Common Stock, $0.125 par value, were issued and outstanding.


  Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                  ---     ---

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN LIBERTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS







                                               June 30,          December 31,
                                                1995                 1994
                                             (Unaudited)            (Note)
                                            -------------      -----------------

ASSETS

Investments
  Fixed maturity bonds, held-to-
  maturity (fair value in 1995
  $14,731,360 and $12,881,320 in
  1994)                                     $14,657,847             $14,172,110
  Mortgage-backed securities,
  held-to-maturity (fair value
  in 1995 $153,491 and $152,355
  in 1994)                                      160,018                 167,307
  Short-term investments                        941,883                 764,022
  Policy loans                                  199,737                 193,000
                                             -----------             -----------
    TOTAL INVESTMENTS                        15,959,485              15,296,439


Cash                                            165,792                 152,132
Restricted cash-Note B                          543,215                 529,818
Accrued investment income                       315,956                 307,164
Deferred policy acquisition costs             6,830,907               6,950,147
Deferred offering costs                          69,087                  69,087
Property and equipment                          593,447                 584,560
Accounts and notes receivable                   438,215                 477,118
Deferred tax asset-Note C                     1,839,473               1,831,268
Other assets                                    123,518                 118,034
                                             -----------             -----------
    TOTAL ASSETS                            $26,879,095             $26,315,767
                                             ===========             ===========









Note: The balance sheet at December 31, 1994 has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

AMERICAN LIBERTY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                               June 30,          December 31,
                                                1995                 1994
LIABILITIES                                  (Unaudited)            (Note)
                                            -------------      -----------------
Policy reserves and contract
 liabilities:
    Future policy benefits                  $14,621,433             $14,183,923
    Policy claims payable                     1,026,485                 941,297
                                             -----------             -----------
                                             15,647,918              15,125,220
Other policyholders' funds                      745,237                 812,215
Other liabilities                               343,672                 360,300
Federal income taxes-Note C
  Current                                             0                       0
  Deferred                                    1,825,238               1,870,328
                                             -----------             -----------
   TOTAL LIABILITIES                         18,562,065              18,168,063
                                             -----------             -----------
Deferred credit-sales proceeds from
 public stock offering of subsidiary             15,351                  15,351
                                             -----------             -----------
Minority interest in consolidated
 subsidiary                                      15,982                  14,954
                                             -----------             -----------
STOCKHOLDERS' EQUITY

Capital shares:
  Preferred Stock, 8% non-cumulative
  convertible and callable, par
  value $24.875, 200,000 shares
  authorized, issued and outstanding
  10,045 shares in 1995 and 10,525
  shares in 1994.                               249,869                 261,809
  Common Stock, par value $.125,
  2,129,600 shares authorized,
  issued and outstanding 2,100,467
  shares in 1995 and 2,099,187 shares
  in 1994.                                      262,558                 262,398
Other stockholders equity:
  Additional paid-in capital                  6,029,969               6,018,187
  Syndication costs on oil and gas
    partnerships                                    (80)                    (80)
  Accumulated earnings                        1,743,381               1,575,085
                                             -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                 8,285,697               8,117,399
                                             -----------             -----------
   TOTAL LIABILITIES AND
    AND STOCKHOLDERS' EQUITY                $26,879,095             $26,315,767
                                             ===========             ===========


Note: The balance sheet at December 31, 1994 has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

AMERICAN LIBERTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION (Unaudited)




                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                    1995        1994        1995        1994
                                 ----------- ----------- ----------- -----------
Revenues:
  Insurance revenues            $ 1,915,600 $ 1,945,050 $ 3,782,371 $ 3,860,621
  Net investment income             295,465     251,649     580,206     483,816
  Other                              57,800      44,937     128,347      93,207
                                 ----------- ----------- ----------- -----------
   TOTAL REVENUE                  2,268,865   2,241,636   4,490,924   4,437,644


Benefits and expenses:
  Insurance benefits paid
  or provided:
    Increase in policy reserves     468,018     346,322     260,987     761,584
    Policyholders' dividends         19,062      23,919      42,150      45,509
    Policyholders' coupons            4,393       8,621       6,867      15,334
    Claim and benefit expense       787,286     842,804   1,680,346   1,571,492
                                 ----------- ----------- ----------- -----------
                                  1,278,759   1,221,666   1,990,350   2,393,919
Salaries                            225,428     183,890     441,096     402,537
Underwriting and insurance
  expenses                          679,537     573,203   1,227,118   1,181,615
Amortization of deferred policy
  acquisition costs                 296,093     251,401     666,472     621,629
Equity in (gains) losses of
  partnerships                          (60)        (43)       (153)       (145)
                                 ----------- ----------- ----------- -----------
   TOTAL BENEFITS AND EXPENSES    2,479,757   2,230,117   4,324,883   4,599,555
                                 ----------- ----------- ----------- -----------

  NET GAIN (LOSS) BEFORE
    INCOME TAXES                   (210,892)     11,519     166,041    (161,911)
Federal income tax expense-Note C   (98,111)      7,338      (3,283)    (49,642)
Minority interest in net income
  (loss) of consolidated
  subsidiary                            (19)       (873)      1,028      (1,529)
                                 ----------- ----------- ----------- -----------
   NET GAIN (LOSS)              $  (112,762)$     5,054 $   168,296 $  (110,740)
                                 =========== =========== =========== ===========

Net gain (loss) per share of
  common stock-Note D           $     (0.05)$      0.00 $      0.08 $     (0.05)
                                 =========== =========== =========== ===========

Weighted average number of
  common shares outstanding
  during the period-Note D        2,127,186   2,127,183   2,127,186   2,127,183
                                 =========== =========== =========== ===========

See notes to condensed consolidated financial statements.

AMERICAN LIBERTY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)





                                                       Six Months Ended
                                                            June 30,
                                                1995                    1994
                                             -----------             -----------

CASH PROVIDED BY OPERATING ACTIVITIES       $   728,566             $   861,722
                                             -----------             -----------
Financing Activities
  Proceeds of stock sale                              0                   2,772
                                             -----------             -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES          0                   2,772
                                             -----------             -----------

Investing Activities

  Sales of Investments                        1,419,607                 388,361
  Purchases of investments                   (2,085,811)             (1,201,790)
  Purchases of property and equipment           (35,305)                 (3,544)
  Sales of property and equipment                     0                   1,200
                                             -----------             -----------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES   (701,509)               (815,773)
                                             -----------             -----------
INCREASE IN CASH                                 27,057                  48,721
  Cash and restricted cash at beginning
  of period                                     681,950                 643,932
                                             -----------             -----------
CASH AND RESTRICTED CASH AT END OF PERIOD   $   709,007             $   692,653
                                             ===========             ===========





















See notes to condensed consolidated financial statements.

AMERICAN LIBERTY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB as specified in Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 1994.

NOTE B - RESTRICTED CASH

The restricted cash represents funds in escrow received from a public offering of stock of the Company's subsidiary First American Investment Corporation. These funds are represented by cash or cash equivalents and the use thereof is restricted by agreement approved by the Louisiana Insurance Department. Restricted cash increased $13,397 in 1995. This increase is reflective of interest earned on cash received from stock sales.

NOTE C - INCOME TAXES

Deferred tax assets are those items that are expected to reduce income tax liabilities in the future. For the Company, those items are primarily the excess of the liability for future policy benefits over reserves determined for tax purposes, net operating loss carryovers and alternative minimum tax credit carryforwards. For the Company, deferred tax liabilities are mostly caused by the balance sheet asset for deferred acquisition costs, treated as an asset for financial accounting purposes, but currently deducted for tax purposes. Deferred taxes are provided at the federal tax rate of 34%, although the tax is actually paid at lower rates because of significant special life insurance deductions available to the Company. Because of this and the effects of the alternative minimum tax, in a given year actual income tax payments by the Company may exceed the income tax expense shown by the income statement. A valuation account has been established for a portion of the deferred tax asset which may expire before being used to offset taxable income.

NOTE D - NET INCOME PER SHARE

Net income per share of common stock is based upon the number of shares of common stock outstanding during the year plus the assumed conversion of the preferred stock. The weighted average number of shares assumed to be outstanding for the six month period ended June 30, 1995 and 1994 was 2,127,186 and 2,127,183.

PART 1.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion below should be read in conjunction with the consolidated financial statements of American Liberty Financial Corporation included in its Annual Report on Form 10-KSB for the year ended December 31, 1994.

Plan of Operation
-----------------

The Company's principal business is life insurance, which normally provides a positive cash flow, particularly in years subsequent to the year in which policies are written. The Company anticipates that ongoing operations will provide sufficient liquidity and capital resources for the Company during 1995. A review of the condensed consolidated statement of cash flows indicates that $729,000 cash was provided by operating activities through June 30, 1995. Writing new life insurance business depletes statutory surplus funds in the first year, but profits from that business should be realized in subsequent years. The Company plans on constructing or acquiring a new funeral home in 1995 and should have sufficient cash on hand to complete the project. During the first six months of 1995 the Company's invested assets increased $663,000. The Company continues to invest in investment grade bonds with varying maturity dates in order to meet the investment return criteria established by management. Bond investments are made so that maturities occur over a wide range of years in order to minimize the risk of yield volatility that can occur over shorter durations of time. Investment return is critical to a life insurance company as a large segment of the company's earnings is provided by interest earned in excess of the amount credited to its insurance products. The Company has no investment in derivative instruments.

During the third quarter of 1993, the Company changed its philosophy concerning its life insurance marketing programs. This change involved a redirection of its marketing efforts away from the brokerage business in an attempt to improve the Company's persistency results. The Company fully expected that this change would initially result in a decline in insurance sales through at least the first six months of 1994. However, by the third quarter of 1994, it became apparent that the Company was not getting the kind of market penetration it had expected in life insurance sales as new life insurance sales lagged behind the previous year. Subsequently, a complete review of the Company's life insurance products and those of its competition was undertaken. As a result of this review, the Company has changed some of its product line and developed new products that have been targeted for the Company's specific market segment. In addition, a new sales director has been hired to implement new sales activities in the states of Louisiana and Mississippi. Marketing of the resulting new life products began in the second quarter of 1995 and initial sales results are encouraging, but it is still too early to tell if the Company is going to get the type of marketing penetration desired. Life insurance revenues continued to decline through the first six months of 1995, and if the sales program is successful, should slowly increase during the last six months of 1995. This effort has been both expensive and time consuming. It takes both time and money to develop marketing concepts and products and to build a marketing organization.

Results of Operations
---------------------

The Company realized a $168,000 net profit during the first six months of 1995 compared to a $111,000 net loss for the same period in 1994. The net loss for the three months ended June 30, 1995 was $113,000 compared to net profit of $5,000 for the same period last year. The following discussion focuses on the individual components of the operating results.

Insurance revenues decreased $78,000 for the first six months of 1995 compared to the same period last year. Life insurance revenues were down $134,000 and accident and health revenues increased $56,000. Second quarter insurance revenues decreased $29,000 compared to the same quarter of last year. Life insurance revenues decreased $57,000 while accident and health revenues increased $28,000 in the second quarter. As explained previously, the Company is in the midst of changing its life insurance products and marketing system. Insurance revenues are expected to improve during the last six months of the year as the Company attempts to increase its own marketing staff.

Net investment income increased $96,000 for the first six months of 1995 and $44,000 for the second quarter of 1995. There has been a general decline in investment yields since the first of the year. Managements anticipates that investments yields may continue to make a series of small downward adjustments through the balance of 1995. The increase in investment income is attributable to an increase in the amount of invested assets.

Other revenue, principally revenue from the Company's funeral home operation, increased $35,000 during the first six months of 1995 and $13,000 in the second quarter of 1995.

Salaries increased $39,000 during the first half of 1995 and $42,000 for the second quarter of 1995. These increases are attributable to normal salary increases and additional salary costs in the marketing area.

Underwriting and insurance expenses increased $45,000 for the six months ending June 30, 1995 and increased $106,000 for the three month period ending June 30, 1995. The majority of the increase was caused by additional funds spent in the new marketing effort as it is expensive to develop new products, find, contract, train and license new sales personnel.

Amortization of deferred acquisition costs increased $45,000 during the first half of 1995 and $45,000 during the second quarter of 1995. We believe that this increase was caused by a small increase in policy terminations.

Policyholder claim and benefit expense was $1,680,000 in the first half of 1995 compared to $1,571,000 in the first half of 1994. This $109,000 increase was comprised of a $98,000 increase in death benefits, a $2,000 increase in accident and health benefits, a $18,000 increase in interest paid on policy funds, and a $9,000 decrease in surrender benefits.

Policyholder reserves increased $261,000 during the first six months of 1995 compared to $762,000 in 1994. The 1995 reserve increase is comprised of a $372,000 increase in life reserves and a $111,000 decrease in accident and health reserves. Life insurance reserves increased $449,000 and accident and health reserves increased $313,000 in 1994. Management believes that the $77,000 decrease in life reserve increases between 1994 and 1995 was caused by an increase in life insurance policy terminations combined with a lack of new life insurance sales. The magnitude of reduction in increase in accident and health policy reserves is truly significant as it accounts for the

$168,000 operating gain. During the first quarter of 1995 the Company initiated a large rate increase on one of its accident and health policy forms. The policyholders were given the option of either paying the increase in premium or selecting a different policy coverage that would be dated as of the current date. A large percentage of the policyholders elected the new policy coverage rather than pay the higher premium. This resulted in the benefit reserve being released on their old policy and the reserve on the new policy was $0 because it was dated current. The effect of this release of reserve is considered a nonrecurring matter.

In summary, management attributes the $168,000 net profit in the first half of 1995 to the conversion of certain accident and health contracts. This conversion resulted in a large amount of accident and health reserve being released. Management has made material changes in its life insurance products and the marketing of those life insurance products. This has resulted in increased insurance expenses during the second quarter of 1995. It is important to the Company's interests that this new marketing program succeed. Future information regarding the progress of this program will be reported to shareholders as the information becomes available.

PART II.  OTHER INFORMATION
---------------------------

On December 8, 1994 the Board of Directors unanimously approved a Plan and Agreement of Merger by and between American Liberty Financial Corporation, American Liberty Life Insurance Company and Citizens,Inc. and Citizens Acquisition, Inc. On December 9, 1994, Citizens announced that it had signed definite written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., an Illinois based life insurance holding company. Under the terms of this agreement, American Liberty Financial Corporation and its subsidiaries would become subsidiaries of Citizens, Inc. The agreement calls for the shareholders of American Liberty Financial Corporation to receive 1.10 shares of Citizens, Inc. Class A Common Stock for each share of Common Stock they own and 2.926 shares of Citizens, Inc. Class A Common Stock for each share of Preferred Stock they own. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The Class A Common stock of Citizens, Inc. is traded on the American Stock Exchange under the symbol "CIA". Consummation of the Merger Agreement is subject to approval of the Shareholders of American Liberty Financial Corporation. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. A meeting of the shareholders of American Liberty Financial Corporation has been scheduled on September 14, 1995 at the Baton Rouge Country Club, Fairway Room, Second Floor, 8551 Jefferson Highway, Baton Rouge, Louisiana to vote on the matter. The record date for shareholders entitled to vote is July 27, 1995, and it is anticipated that material regarding the shareholder's meeting will be mailed to shareholders on or about August 4, 1995.

The Insurance Investors agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class
A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A Common Stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by Investors' shareholders. The Illinois Department of Insurance approved the transaction on March 10, 1995.

The original Plan and Agreement of Merger by and between American Liberty Financial Corporation, American Liberty Life Insurance Company and Citizens, Inc. and Citizens Acquisition, Inc. mandated a completion date on or before May 9, 1995. Harold E. Riley, Chairman of Citizens, Inc. and James I. Dunham, President of American Liberty Financial Corporation, signed an agreement extending the completion date to October 31, 1995.

Citizens, Inc. filed a Form C-4 with the Federal Trade Commission and Citizens was granted an early termination of the waiting period. Citizens, Inc. filed a Form S-4 with the U.S. Securities and Exchange Commission on May 2, 1995 and they completed their review of the document on July 28, 1995. On or about February 22, 1995, Citizens, Inc. filed a Form A with the Louisiana Insurance Department requesting their approval of the merger by and between American Liberty Financial Corporation, American Liberty Life Insurance Company and Citizens, Inc. and Citizens Acquisition, Inc. The Louisiana Insurance Department approved the merger on July 13, 1995.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



American Liberty Financial Corporation
--------------------------------------
           Registrant



August 14, 1995                                       /s/ James I. Dunham
--------------------                                  ---------------------
Date                                                  James I. Dunham
                                                      Chairman of the Board
                                                      Principal Executive



August 14, 1995                                       /s/ Robert R. Nunnelley
--------------------                                  -----------------------
Date                                                  Robert R. Nunnelley
                                                      Treasurer/Controller
                                                      Principal Financial