Form 10QSB/A
period 1995-06-30
AMERICAN LIBERTY FINANCIAL CORP
filed 1995-08-17
CIK 5368

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB-A
                                 AMENDMENT NO. 1

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

The following unaudited proforma condensed balance sheet as of June 30, 1995 reflects the purchase of ALFC and II by Citizens as if they occurred on June 30, 1995. The unaudited pro forma condensed consolidated income statement for the six months ended June 30, 1995 reflects the purchase of ALFC and II as if they had occurred on January 1, 1995.

Management's estimate of the impact of applying purchase accounting, as if the two acquisitions had occurred as described above, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1995 or of future results of operations of the consolidated entities.



                Pro-Forma Condensed Consolidated Financial Information
                ------------------------------------------------------
                                (Amounts in Thousands)

                           Pro-Forma Consolidated Balance Sheet
                                      June 30, 1995
                                       (Unaudited)




                 Historical                           Purchase
                Citizens Inc  Historical  Historical Adjustments
                     and       ALFC and    Insurance     and          Pro-forma
     Assets     Subsidiaries Subsidiaries Investors  Eliminations   Consolidated
--------------- ------------ ------------ ---------- ------------   ------------

Long term
 investments        $91,111      $15,018     $2,193          $13 (a)   $108,335
Short term
 investments          9,495          942          0            0        $10,437
                ------------ ------------ ---------- ------------   ------------
Total investment    100,606       15,960      2,193           13        118,772

Cash                  3,274          709        132            0          4,115
Other receivable      3,107          438          0            0          3,545
Accrued investment
  income              1,268          316         33            0          1,617
Deferred policy
 acquisition
 costs               36,165        6,831         49       (6,880)(b)     36,165
Cost of insurance
 acquired             2,188            0          0        5,828 (e)      8,016
Excess of cost
 over net assets
 acquired             3,252            0          0        8,128 (c)     11,380
Other intangible
 assets                   0            0          0        1,816 (d)      1,816
Deferred taxes          393        1,839          0         (980)(g)      1,252
Other assets          7,096          786          2            0          7,884
                ------------ ------------ ---------- ------------   ------------
Total Assets       $157,349      $26,879     $2,409       $7,925       $194,562
                ============ ============ ========== ============   ============

              ------------------------------------------------------
                                (Amounts in Thousands)

                            Pro-Forma Consolidated Balance Sheet
                                      June 30, 1995
                                       (Unaudited)




                 Historical                           Purchase
Liabilities and Citizens Inc  Historical  Historical Adjustments
 Stockholders'       and       ALFC and    Insurance     and          Pro-forma
   Equity       Subsidiaries Subsidiaries Investors  Eliminations   Consolidated
--------------- ------------ ------------ ---------- ------------   ------------

Future policy
 benefit reserve   $106,715      $14,621       $718         $560 (f)   $122,614
Other policyholder
 liabilities          8,483        1,772        363            0         10,618
Other
 liabilities          2,785          359         32            0          3,176
Notes payable           794            0        296            0          1,090
Deferred tax
 liability                0        1,825          0       (1,825)(h)          0
Minority
 interest                 0           16         93         (109)(h)          0
Total           ------------ ------------ ---------- ------------   ------------
 liabilities        118,777       18,593      1,502       (1,374)       137,498

Class A common
 stock               21,457          250        819       17,423 (h)     39,949
Class B common
 stock                  283            0         47          (47)(h)        283
Additional paid-in
 capital                  0        6,030        576       (6,606)(h)          0
Unrealized loss on
 investments           (744)           0        (18)          18 (h)       (744)
Retained earning     19,757        1,743       (508)      (1,235)(h)     19,757
                ------------ ------------ ---------- ------------   ------------
                     40,753        8,023        916        9,553         59,245
Treasury stock       (2,181)           0         (9)           9         (2,181)
                ------------ ------------ ---------- ------------   ------------
Total stockholders'
 equity              38,572        8,023        907        9,562         57,064
                ------------ ------------ ---------- ------------   ------------
Total liabilities
 and stockholders'
 equity            $157,349      $26,616     $2,409       $8,188       $194,562
                ============ ============ ========== ============   ============

Explanation of pro-forma adjustments as of June 30, 1995:

     (a) Adjustment necessary to record acquired fixed maturities at market value.

     (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

          Historical Citizens                        $36,165
          Historical ALFC and II                       6,880
                                                      ------
          Historical DAC                              43,045
          Reverse historical ALFC and II              (6,880)
                                                      ------
          Net DAC                                    $36,165
                                                      ======

     (c) Establish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business. This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at June 30, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

          Cost of insurance acquired is presented in the accompanying pro-forma financial statements as follows:



                Historical Citizens                               $2,188
                ALFC and II cost of insurance capitalized          5,828
                                                                   -----
                Pro-forma cost of insurance acquired              $8,016
                                                                   =====

     (d) Allocation of purchase price to identifiable intangible assets. Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.

     (e) Excess of cost over net assets acquired was calculated as follows (in thousands):

                                            ALFC      II           TOTAL
                                            ----      --           -----
          Acquisition of common stock     $17,575    $929         $18,504
          Estimated fair value of net
           assets acquired                 (9,436)   (940)        (10,376)
                                           ------     ---           -----
          Excess of cost (purchase price)
           over net assets acquired        $8,139    $(11)         $8,128
                                            =====      ==           =====

     (f) Revaluation of policy benefit reserves to reflect Company reserve assumption with regard to interest rates, lapse rates and surrenders.

     (g) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at June 30, 1995

     (h) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

                Pro-Forma Condensed Consolidated Statement of Operations
                --------------------------------------------------------
                                (Amounts in Thousands)
                         For the Six Months Ended June 30, 1995
                                      (Unaudited)




                 Historical                           Purchase
                Citizens Inc  Historical  Historical Adjustments
                     and       ALFC and    Insurance     and          Pro-forma
    Revenues:   Subsidiaries Subsidiaries Investors  Eliminations   Consolidated
--------------- ------------ ------------ ---------- ------------   ------------

Premiums            $20,611       $3,782        $14           $0        $24,407
Net investment
 income               3,124          580         23            0          3,727
Other                   (48)         128          0 *                        80
                ------------ ------------ ---------- ------------   ------------
Total revenues       23,687        4,490         37            0         28,214

Benefits and Expenses

Policy benefits      15,286        1,990         32            0         17,308
Commissions           5,251            0          0                       5,251
Capitalization of
 DAC                 (5,498)           0          0         (250)(a)     (5,748)
Amortization of
 DAC                  3,871          666          3         (500)(a)      4,040
Amortization of
 cost of insurance
 acquired               177            0          0          278 (b)        455
Amortization
 of other
 intangibles              0            0          0           94 (c)         94
Amortization of
 excess of cost
 over net assets
 acquired                93            0          0          220 (d)        313
Other expenses        2,806        1,668         34            0          4,508
                ------------ ------------ ---------- ------------   ------------
 Total benefits
 and expenses        21,986        4,324         69         (158)        26,221
                ------------ ------------ ---------- ------------   ------------
Income before
 taxes               $1,701         $166       ($32)        $158         $1,993
                ============ ============ ========== ============   ============

Net income per share                                                      $0.10
                                                                            (e)

Explanation of pro-forma statement of operations for the six month period ended June 30, 1995:

     (a) Amortization and capitalization of deferred acquisition costs are reflected in the accompanying pro-forma statement of operations as follows: (in thousands)

                                          Capitalization          Amortization
                                          --------------          ------------

     Historical Citizens                  $(5,498)                $3,871
     Historical ALFC and II                     0                    669
                                           -------                 -----
     Total Historical                      (5,498)                 4,540
                                           -------                 -----
     Reverse Historical ALFC and II             0                   (669)

     Capitalization of Post-Purchase         (250)                   169
                                           -------                 -----
     Net Pro-forma adjustment                (250)                  (500)
                                          --------                 -----
          Net                             $(5,748)                $4,040
                                          ========                ======


     (b) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows: (in thousands)

     Historical Citizens                  $177
                                           ---
     Interest accrued at 7%               (205)
     Amortization of ALFC and II
        cost of insurance                  483
                                           ---
     Net pro-forma adjustment              278

     Pro-forma amortization               $455
                                           ===

          Estimated amortization of cost of insurance acquired assuming a purchase date of January 1, 1995 is $482,000, $433,000, $390,000,
          $360,000 and $336,000 for each year, respectively, in the five year period ending December 31, 1999.

     (c) Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years. Such amortization amounted to $94,000 for the six months ended June 30, 1995.

     (d) The excess of cost over net assets acquired is being amortized over a 20 year period. Such amortization, reflected in the accompanying pro-forma statement of operations, is $220,000.

     (e)  Calculated using estimated common shares outstanding of 19,433,080.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




American Liberty Financial Corporation
--------------------------------------
           Registrant



August 17, 1995                                     /s/ James I. Dunham
--------------------                                ----------------------------
Date                                                James I. Dunham
                                                    Chairman of the Board
                                                    Principal Executive Officer



August 17, 1995                                     /s/ Robert R. Nunnelley
--------------------                                ----------------------------
Date                                                Robert R. Nunnelley FLMI
                                                    Treasurer/Controller
                                                    Principal Financial Officer